Form 10QSB
period 2007-06-30
R New Ventures, Inc.
filed 2007-08-14
CIK 1399126

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

     For the quarterly period ended June 30, 2007

     ☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

     For the transition period from ____  to _____

Commission File No. 000-52637

R NEW VENTURES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-5108971 (IRS Employer Identification No.)

159 South 975 West, Mapleton, UT  84664

(Address of principal executive offices)

801.358.5094

 (Issuer’s telephone number)

Not Applicable

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒  (Effective Date was July 9, 2007).

State the number of shares outstanding of each of the issuer’s classes of common equity as of the last practicable date: As of June 30, 2007, there were 11,700,000 shares of common stock outstanding, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

R NEW VENTURES, INC.

[A Development Stage Company]

INDEX

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Unaudited Condensed Balance Sheets – June 30, 2007 and December 31, 2006

Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2007 and from inception on June 23, 2006 through June 30, 2006 and 2007

Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2007 and from inception on June 23, 2006 through June 30, 2006 and 2007

Notes to Unaudited Condensed Financial Statements

		3 4 5 6
Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	7
Item 3.	Controls and procedures	8
PART II.	OTHER INFORMATION	9
Item 6.	Exhibits and Reports on Form 8-K	9
Signatures		10

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements:

R NEW VENTURES, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS

	June 30,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$3,646	$5,227

Total Current Assets	3,646	5,227

Total Assets	$3,646	$5,227

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
11,700,000 and 10,000,000 shares
issued and outstanding, respectively	11,700	10,000
Capital in excess of par value	-	-
Deficit accumulated during the
development stage	(8,054)	(4,773)

Total Stockholders' Equity	3,646	5,227

Total Liabilities and Stockholders’ Equity	$3,646	$5,227

The accompanying notes are an integral part of these financial statements

R NEW VENTURES, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three	For the Six	From Inception
	Months Ended	Months Ended	on June 23, 2006
	June 30,	June 30,	Through June 30,
	2007	2007	2006	2007

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	3,134	3,384	525	8,298

LOSS BEFORE OTHER INCOME	(3,134)	(3,384)	(525)	(8,298)

OTHER INCOME:
Interest Income	53	103	-	244

Total Other Income	53	103	-	244

LOSS BEFORE INCOME TAXES	(3,081)	(3,281)	(525)	(8,054)

CURRENT INCOME TAX EXPENSE	-	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(3,081)	$(3,281)	$(525)	$(8,054)

BASIC AND DILUTED LOSS PER
COMMON SHARE:	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	11,700,000	10,924,586	10,000,000

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

 [A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the
	Six Months	From inception on
	Ended	June 23, 2006
	June 30,	through June 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(3,281)	$(525)	$(8,054)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	-	100	-

Net Cash Provided (Used) by
Operating Activities	(3,281)	(425)	(8,054)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by
Investing Activities	-	-	-

Cash Flows from Financing Activities:
Shareholder advance	-	425	425
Payment on shareholder advance	-	-	(425)
Proceeds from common stock issuances	1,700	10,000	11,700

Net Cash Provided by Financing Activities	1,700	10,425	11,700

Net Increase (Decrease) in Cash	(1,581)	10,000	3,646

Cash at Beginning of Period	5,227	-	-

Cash at End of Period	$3,646	$10,000	$3,646

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2007:

None

For the six months ended June 30, 2006:

None

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - CAPITAL STOCK

In March 2007, the Company issued 1,700,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $1,700 (or $.001 per share).

NOTE 4 - INCOME TAXES

The Company has available at June 30, 2007, net operating loss carryforwards of approximately $8,000 which may be applied against future taxable income and which expire in 2026 and 2027.  The net deferred tax asset from the net operating loss carryforwards is approximately $1,200 and $720 as of June 30, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six-month period ended June 30, 2007 is approximately $480.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Throughout this Periodic Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to R New Ventures, Inc.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-SB effective July 9, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

Since our formation on June 23, 2006 our purpose is to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

As a result of our limited resources, we expect to have sufficient proceeds to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a small portion of their time (less than 10%) to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Continuing Operational Expenses for the six months ended June 30, 2007

Because we currently do not have any business operations, we have not had any revenues during the six month period ending June 30, 2007. Total expenses for the six month period ending June 30, 2007 were $3,384. These expenses consisted of professional, printing, and filing fees.

Continuing Operational Expenses from inception on June 23, 2006 through June 30, 2007

Because we currently do not have any business operations, we have not had any revenues from inception on June 23, 2006 to June 30, 2007. Total expenses for this period were $8,298. These expenses consisted of professional, printing, and filing fees.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At June 30, 2007, the Company had cash of $3,646.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements. In the event that the Company engages in any merger or other combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2007.

Item 3.

Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2007.  The Company’s material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process.  As of June 30, 2007, Joseph Nemelka is the sole director and sole executive officer of the Company.  However, given the Company’s limited operations as described in its Plan of Operation, the Company does not intend to separate these duties until a suitable business is found with which to combine.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings. None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.

Defaults Upon Senior Securities. None.

Item 4.

Submission of Matters to a Vote of Security Holders. None.

Item 5.

Other Information. None.

Item 6.

Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31.1

Certification of the Company’s Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2007.**

32.1	Certification of the Company’s Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

*	Filed as an exhibit to the Company's registration statement on Form 10-SB12G, as filed with the Securities and Exchange Commission on May 10, 2007, and incorporated herein by this reference.

**

The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

R NEW VENTURES, INC.

Date: August 10, 2007

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer

Chief Financial Officer