Form 10QSB
period 2007-09-30
R New Ventures, Inc.
filed 2007-11-14
CIK 1399126

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

     For the quarterly period ended September 30, 2007

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

801.358.5094

 (Issuer’s telephone number)

Not Applicable

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the last practicable date: As of September 30, 2007, there were 11,700,000 shares of common stock outstanding, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

R NEW VENTURES, INC.

[A Development Stage Company]

INDEX

		Page

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Balance Sheets – September 30, 2007 and December 31, 2006	3

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2007, for the three months ended September 30, 2006, and from inception on June 23, 2006 through September 30, 2006 and 2007	4

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2007, and from inception on June 23, 2006 through September 30, 2006 and 2007	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	7

Item 3.	Controls and procedures	8

PART II.	OTHER INFORMATION	9

Item 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

R NEW VENTURES, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS

	September 30,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$2,400	$5,227

Total Current Assets	2,400	5,227

Total Assets	$2,400	$5,227

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 shares authorized,
11,700,000 and 10,000,000 shares
issued and outstanding, respectively	11,700	10,000
Capital in excess of par value	-	-
Deficit accumulated during the
development stage	(9,300)	(4,773)

Total Stockholders' Equity	2,400	5,227

Total Liabilities and Stockholders’ Equity	$2,400	$5,227

The accompanying notes are an integral part of these financial statements

R NEW VENTURES, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

				From Inception
	For the Three		For the Nine	on June 23, 2006
	Months Ended		Months Ended	through
	September 30,		September 30,	September 30,
	2007	2006	2007	2006	2007

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative	1,285	4,390	4,669	4,915	9,583

LOSS BEFORE OTHER
INCOME (EXPENSE)	(1,285)	(4,390)	(4,669)	(4,915)	(9,583)

OTHER INCOME (EXPENSE):
Interest income	39	60	142	60	283

LOSS BEFORE
INCOME TAXES	(1,246)	(4,330)	(4,527)	(4,855)	(9,300)

CURRENT INCOME
TAX EXPENSE	-	-	-	-	-

DEFERRED INCOME
TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,246)	$(4,330)	$(4,527)	$(4,855)	$(9,300)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(.00)	$(.00)	$(.00)	$(.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	11,700,000	10,000,000	11,185,897	10,000,000

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		From Inception
	For the Nine	on June 23, 2006
	Months Ended	through
	September 30,	September 30,
	2007	2006	2007

Cash Flows from Operating Activities:
Net loss	$(4,527)	$(4,855)	$(9,300)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-	-

Net Cash Provided (Used)
by Operating Activities	(4,527)	(4,855)	(9,300)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided
(Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Shareholder advance	-	425	425
Payment on shareholder advance	-	(425)	(425)
Proceeds from common stock issuances	1,700	10,000	11,700

Net Cash Provided by Financing Activities	1,700	10,000	11,700

Net Increase (Decrease) in Cash	(2,827)	5,145	2,400

Cash at Beginning of Period	5,227	-	-

Cash at End of Period	$2,400	$5,145	$2,400

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2007:

None

For the nine months ended September 30, 2006:

None

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and 2006 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - CAPITAL STOCK

In March 2007, the Company issued 1,700,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $1,700 (or $0.001 per share).

NOTE 4 - INCOME TAXES

The Company has available at September 30, 2007, net operating loss carryforwards of approximately $9,300 which may be applied against future taxable income and which expire in 2026 and 2027.  The net deferred tax asset from the net operating loss carryforwards is approximately $1,400 and $720 as of September 30, 2007 and December 31, 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine-month period ended September 30, 2007 is approximately $680.

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

Continuing Operational Expenses for the nine months ended September 30, 2007 and 2006

Because we currently do not have any business operations, we have not had any revenues during the nine month period ending September 30, 2007. Total expenses for the nine month period ending September 30, 2007 and for the period from inception through September 30, 2006 were $4,669 and $4,915, respectively. These expenses consisted of professional, printing, and filing fees.  Interest income for the respective periods was $142 and $60.

Continuing Operational Expenses from inception on June 23, 2006 through September 30, 2007

Because we currently do not have any business operations, we have not had any revenues from inception on June 23, 2006 to September 30, 2007. Total expenses for this period were $9,583. These expenses consisted of professional, printing, and filing fees.  Interest income for this period was $283.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At September 30, 2007, the Company had cash of $2,400.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2007.

ITEM 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2007.  The Company’s material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process.  As of September 30, 2007, Joseph Nemelka is the sole director and sole executive officer of the Company.  However, given the Company’s limited operations as described in its Plan of Operation, the Company does not intend to separate these duties until a suitable business is found with which to combine.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007.**

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

R NEW VENTURES, INC.

Date: November 13, 2007

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer

Chief Financial Officer