Form 10KSB
period 2007-12-31
R New Ventures, Inc.
filed 2008-04-14
CIK 1399126

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52637

___________

R New Ventures, Inc.

(Exact name of registrant as specified in its charter)

____________

Nevada	20-5108971
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

159 South 975 West
Mapleton, Utah	84664
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (801) 358-5094

_____________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of December 31, 2007, there were 11,700,000 shares of common stock outstanding, par value $.001 per share.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of R New Ventures, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

R New Ventures, Inc. (the "Company" or the "Registrant") was incorporated in the State of Nevada on June 23, 2006. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing.  The Company was formed as a vehicle to pursue a business combination and has made no efforts to date to identify a possible business combination.  As a result, the Company has not conducted any negotiations nor entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Competition

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We have no employees other than our part time officer.

Risk Factors

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-KSB. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and the non-management stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors.  A conflict of interest may arise between our management’s personal pecuniary interest and its fiduciary duty to our stockholders.  Further, our management’s own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.  In addition, Joseph Nemelka, our President, CEO, and sole director, is involved with other blank check companies, and conflicts may arise in the pursuit of business combinations with such other blank check companies with which he is affiliated.  If we and the other blank check companies that our sole officer and director is affiliated with desire to take advantage of the same opportunity, the then current officers and directors that are affiliated with both companies would abstain from voting upon the opportunity.  In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.  We cannot assure you that conflicts of interest between management and stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no definitive agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our common stock.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.

On December 6, 2007, the Securities and Exchange Commission published an amendment to Rule 144, effective February 15, 2008.  Such amendment provides that any securities issued by a “shell company” cannot be resold under Rule 144 until at least one-year after Form 10 information is filed with the SEC.  Under such amendment to Rule 144, the following conditions must also be satisfied: (i) the company must cease to be a shell company, (ii) the company is subject to the Exchange Act reporting obligations, and (iii) the company has filed all Exchange Act reports during the preceding twelve months. As of the date of this report, the shares held by our stockholders would need to be registered before being resold; provided, however, that such shares may be resold under Rule 144 at a later date upon satisfaction of the conditions and requirements of the above-described amendment to Rule 144, and any further amendments and clarifications made to Rule 144.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Articles of Incorporation authorize the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to one or more third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase shares of common stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has conducted limited market research of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has conducted limited market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Authorization of preferred stock.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

This report on Form 10-KSB contains forward-looking statements and information relating to us, our industry and to other businesses.

These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its Chief Executive Officer at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Articles of Incorporation authorize the issuance of up to 100,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of December 31, 2007, there were 7 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

In June, 2006, the Registrant issued 10,000,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $10,000 (or $.001 per share).

In March 2007, the Company issued 1,700,000 shares of its previously authorized but unissued common stock for cash.   Proceeds from the sale of stock totaled $1,700 (or $.001 per share).

The purchasers represented in writing that they acquired the securities for their own accounts. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom, but may not be sold pursuant to the exemptions provided by Section 4(1) of the Securities Act or Rule 144 under the Securities Act.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on June 23, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant growth potential. While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless and until additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our officers are only required to devote a very limited portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Continuing Operational Expenses for the fiscal year ended December 31, 2007

Because we currently do not have any business operations, we have not had any revenues during the fiscal year ended December 31, 2007. The net loss for the fiscal year ended December 31, 2007 was $5,303. This was generated primarily as a result of professional, printing, and filing fees.

Continuing Operational Expenses for the period from June 23, 2006 (Date of Inception) to December 31, 2007

Because we currently do not have any business operations, we have not had any revenues during the period from June 23, 2006 to December 31, 2007. The net loss for this period was $10,076. These expenses include professional, printing, and filing fees.

Liquidity and Capital Resources

The Company will not have any revenues from any operations absent a merger or other business combination with an operating company, and no assurance can be given that such a merger or other business combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management, and there can be no assurances that its present stockholders or management will make any loans to the Company. At December 31, 2007, the Company had cash of $1,624 and working capital of $1,624.

The Company's present material commitments are professional and administrative fees and expenses associated with the preparation of its filings with the SEC and other regulatory requirements. In the event that the Company engages in any merger or other business combination with an operating company, it will have additional material commitments. Although the Company from time to time may engage in discussions regarding a merger or other combination with an operating company, we cannot offer any assurances that we will engage in any merger or other combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2007.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

INDEX TO FINANCIAL STATEMENTS

____________________________________________________

R NEW VENTURES, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

December 31, 2007

CONTENTS

PAGE

—

Report of Independent Registered Public Accounting Firm

F-1

—

Balance Sheet, December 31, 2007

F-2

—

Statements of Operations, for the year ended December 31,

2007 and for the periods from inception on June 23, 2006

through December 31, 2006 and 2007

F-3

—

Statement of Stockholders’ Equity, from

inception on June 23, 2006 through

December 31, 2007

F-4

—

Statements of Cash Flows, for the year ended December 31,

2007 and for the periods from inception on June 23, 2006

through December 31, 2006 and 2007

F-5

—

Notes to Financial Statements

F-6 to F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of R New Ventures, Inc.

I have audited the accompanying balance sheet of R New Ventures, Inc. (a development stage company) (“RNV”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the periods from inception on June 23, 2006 through December 31, 2006 and 2007.  RNV’s management is responsible for these financial statements.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RNV as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007 and for the periods from inception on June 23, 2006 through December 31, 2006 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has incurred losses since inception, has negative cash flows from operating activities, and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael J. Larsen, PC

Salt Lake City, Utah

April 8, 2008

R NEW VENTURES, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS
December 31,
2007

CURRENT ASSETS:
Cash	$1,624

Total Current Assets	1,624

Total Assets	$1,624

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-

Total Current Liabilities	-

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-
Common stock, $0.001 par value,
100,000,000 shares authorized,
11,700,000 shares issued and
outstanding	11,700
Capital in excess of par value	-
Deficit accumulated during the
development stage	(10,076)

Total Stockholders' Equity	1,624

Total Liabilities and Stockholders’ Equity	$1,624

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the
	Year ended	From Inception on June 23,
	December 31,	2006 through December 31,
	2007	2006	2007

REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	5,324	4,362	9,686
Other general and administrative	146	552	698

Total Operating Expenses	5,470	4,914	10,384

LOSS BEFORE OTHER INCOME	(5,470)	(4,914)	(10,384)

OTHER INCOME:
Interest income	167	141	308

Total Other Income	167	141	308

LOSS BEFORE INCOME TAXES	(5,303)	(4,773)	(10,076)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(5,303)	$(4,773)	$(10,076)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(.00)	$(.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	11,315,479	10,000,000

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY

FROM THE DATE OF INCEPTION ON JUNE 23, 2006

THROUGH DECEMBER 31, 2007

						Deficit
						Accumulated
					Capital in	During the
	Preferred Stock		Common Stock		Excess of	Development
	Shares	Amount	Shares	Amount	Par Value	Stage

BALANCE,
June 23, 2006	-	$-	-	$-	$-	$-

Shares issued for cash
at $0.001 per share,
June 2006	-	-	10,000,000	10,000	-	-

Net loss for the
period ended
December 31, 2006	-	-	-	-	-	(4,773)

BALANCE,
December 31, 2006	-	-	10,000,000	10,000	-	(4,773)

Shares issued for cash
at $0.001 per share,
March 2007	-	-	1,700,000	1,700	-	-

Net loss for the
year ended
December 31, 2007	-	-	-	-	-	(5,303)

BALANCE,
December 31, 2007	-	$-	11,700,000	$11,700	$-	$(10,076)

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the
	Year ended	From Inception on June 23,
	December 31,	2006 through December 31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net loss	$(5,303)	$(4,773)	$(10,076)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	-	-	-

Net Cash Used by Operating Activities	(5,303)	(4,773)	(10,076)

Cash Flows From Investing Activities	-	-	-

Net Cash Provided (Used)
by Investing Activities	-	-	-

Cash Flows From Financing Activities:
Stockholder advance	-	425	425
Payment of stockholder advance	-	(425)	(425)
Proceeds from common stock issuances	1,700	10,000	11,700

Net Cash Provided by
Financing Activities	1,700	10,000	11,700

Net Increase (Decrease) in Cash	(3,603)	5,227	1,624

Cash at Beginning of Period	5,227	-	-

Cash at End of Period	$1,624	$5,227	$1,624

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the year ended December 31, 2007:

None

For the period ended December 31, 2006:

None

The accompanying notes are an integral part of these financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – R New Ventures, Inc. (“the Company”) was organized under the laws of the State of Nevada on June 23, 2006.  The Company was organized as a potential public merger vehicle and plans to acquire, or merge with a targeted operating business that is seeking public company status.

The Company, at the present time, has not commenced operations and is defined by the SEC as a shell company.  A shell company, (other than an asset-backed issuer), is a company with no or nominal operations and either 1) no or nominal assets, or 2) assets consisting solely of cash and cash equivalents, or 3) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company has not generated any revenues and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends, and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimated by management.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

R NEW VENTURES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Stockholder advance - In June 2006, a stockholder of the Company advanced $425 to the Company and was repaid in July 2006.  At December 31, 2007, the Company owed the stockholder $0.

Management Compensation - The Company has not paid any compensation to its officer and director.

Office Space - The Company has not had a need to rent office space.  An officer/stockholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no cost to the Company.

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors.  No shares are issued and outstanding at December 31, 2007.

Common Stock - The Company has authorized 100,000,000 shares of common stock with a $0.001 par value.

In March 2007, the Company issued 1,700,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $1,700 (or $0.001 per share).

In June 2006, the Company issued 10,000,000 shares of its previously authorized but unissued common stock for cash.  Proceeds from the sale of stock totaled $10,000 (or $0.001 per share).

R NEW VENTURES, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.  The Company has available at December 31, 2007, net operating loss carryforwards of approximately $10,100 which may be applied against future taxable income and which expire in 2026 and 2027.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards.  The net deferred tax asset is approximately $1,510 and $720 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the year ended December 31, 2007 is approximately $790.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures

(a)

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b)

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a)

Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2007:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph Nemelka (1) 159 South 975 West Mapleton, Utah 84664	10,000,000	85.47%

(1) Mr. Nemelka is President, CEO and the sole director of the Company.

Joseph Nemelka.  Joseph Nemelka has served as President, CEO, Secretary/Treasurer and Sole Director of the Company since inception of the Company.  Mr. Nemelka is a founder of Medical Imaging Solutions, LLC, dba Professional Radiology Solutions (“PRS”).  Mr. Nemelka currently serves as CEO of PRS.  PRS offers solutions that help small and medium-sized hospitals, specialty clinics and imaging centers improve the standard of patient care through the acquisition of medical equipment, nighthawk and overread services, and workflow consulting. Prior to founding PRS, Mr. Nemelka founded technology solutions provider Integr8ted Technology Solutions, LLC. Prior to Integr8ted, Mr. Nemelka was a full-time advisor to eGS living in London (UK). He represented the National Information Consortium (NIC) in a joint venture between a Swiss venture capital firm ETF Group, London-based venture development organization Vesta Group, and NIC in the creation and the initial operations of eGS. Previous to that, Mr. Nemelka served as the Executive Vice-President, Market Development for NIC. He also served as Chief Executive Officer and director of their subsidiary, Utah Interactive, Inc. Prior to becoming an officer of NIC, Mr. Nemelka was President of their Market Development division. Additionally, he served as President and Chief Executive Officer of Arkansas Information Consortium, Inc. Mr. Nemelka holds a B.A. in political science from Brigham Young University and a J.D. degree from the University of Kansas School of Law.

The term of office of each officer and director is one year, or until their successors are duly elected and qualified.

(b)

Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)

Family Relationships.

None.

(d)

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.

Item 10. Executive Compensation.

None of the Company's officers or directors has received any cash remuneration since inception. Officers will not receive any remuneration upon completion of the offering until the consummation of an acquisition. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. None of the officers and directors intends to devote more than a few hours a week to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of the then current members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this Item, or otherwise.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2007, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Joseph Nemelka (1) 159 South 975 West Mapleton, Utah 84664	10,000,000	85.47%

(1) Mr. Nemelka is President, CEO and the sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its Chief Executive Officer at no cost. Management estimates such costs to be immaterial.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Articles of Incorporation, as filed with the Nevada Secretary of State on June 23, 2006.

*3.2	By-laws.

31.1

Certification of the Company’s Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

32.1	Certification of the Company’s Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB12G/A, as filed with the Securities and Exchange Commission on May 10, 2007, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

Michael J. Larsen, PC is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Michael J. Larsen, PC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $6,005 for the fiscal year ended December 31, 2007 and $4,001 for the period from June 23, 2006 (Date of Inception) to December 31, 2006.

Audit-Related Fees

There were no fees billed by Michael J. Larsen, PC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2007 and for the period from June 23, 2006 (Date of Inception) to December 31, 2006.

Tax Fees

The aggregate fees billed by Michael J. Larsen, PC for professional services for tax compliance, tax advice, and tax planning were $0 for the fiscal year ended December 31, 2007 and $0 for the period from June 23, 2006 (Date of Inception) to December 31, 2006.

All Other Fees

The aggregate fees billed by Michael J. Larsen, PC for other products and services were $0 for the fiscal year ended December 31, 2007. There were no such fees billed for the period from June 23, 2006 (Date of Inception) to December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

R NEW VENTURES, INC.

Dated: April 12, 2008	By:	/s/ Joseph Nemelka
Name: Joseph Nemelka
Title: President and Director