Form 10-Q
period 2008-09-30
R New Ventures, Inc.
filed 2008-10-29
CIK 1399126

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

___________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes   ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008:  11,700,000

R NEW VENTURES, INC.

[A Development Stage Company]

Quarterly Report on Form 10-Q

For the Period Ended September 30, 2008

TABLE OF CONTENTS

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	3

		Unaudited Condensed Balance Sheets – September 30, 2008 and December 31, 2007	5

		Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and from inception on June 23, 2006 through September 30, 2008	6

		Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and from inception on June 23, 2006 through September 30, 2008	7

		Notes to Unaudited Condensed Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

	Item 4T.	Controls and procedures	10

PART II.		Other Information	10

	Item 1.	Legal Proceedings.	10

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

	Item 3.	Defaults Upon Senior Securities.	10

	Item 4.	Submission of Matters to a Vote of Security Holders.	10

	Item 5.	Other Information.	10

	Item 6.	Exhibits	11

		Signatures	12

PART I.

Financial Information

R NEW VENTURES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

R NEW VENTURES, INC.

[A Development Stage Company]

CONTENTS

		PAGE

-	Unaudited Condensed Balance Sheets, September 30, 2008 and December 31, 2007	5

-	Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2008 and 2007, and from inception on June 23, 2006 through September 30, 2008	6

-	Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2008 and 2007, and from inception on June 23, 2006 through September 30, 2008	7

-	Notes to Unaudited Condensed Financial Statements	8

R NEW VENTURES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$193	$1,624

Total Current Assets	193	1,624

Total Assets	$193	$1,624

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$-	$-
Stockholder loans	6,000	-

Total Current Liabilities	6,000	-

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 shares authorized, 11,700,000 and
11,700,000 shares issued and outstanding, respectively	11,700	11,700
Capital in excess of par value	226	-
Deficit accumulated during the
development stage	(17,733)	(10,076)

Total Stockholders' Equity (Deficit)	(5,807)	1,624

Total Liabilities and Stockholders’ Equity (Deficit)	$193	$1,624

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on June 23, 2006 Through September 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	1,625	1,140	7,285	4,524	16,971
Other general and administrative expenses	-	145	175	145	873

Total Operating Expenses	1,625	1,285	7,460	4,669	17,844

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,625)	(1,285)	(7,460)	(4,669)	(17,844)

OTHER INCOME (EXPENSE):
Interest expense – related party	(120)	-	(226)	-	(226)
Interest income	6	39	29	142	337

Total Other Income (Expense)	(114)	39	(197)	142	111

LOSS BEFORE INCOME TAXES	(1,739)	(1,246)	(7,657)	(4,527)	(17,733)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,739)	$(1,246)	$(7,657)	$(4,527)	$(17,733)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	11,700,000	11,700,000	11,700,000	11,185,897

The accompanying notes are an integral part of these unaudited condensed financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Inception on
	For the Nine		June 23, 2006
	Months Ended		through
	September 30,		September 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(7,657)	$(4,527)	$(17,733)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Imputed interest expense	226	-	226
Changes in assets and liabilities:
Increase in accounts payable	-	-	-

Net Cash Provided (Used) by Operating Activities	(7,431)	(4,527)	(17,507)

Cash Flows from Investing Activities	-	-	-

Net Cash (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Stockholder loans	6,000	-	6,425
Payment of stockholder loans	-	-	(425)
Proceeds from common stock issuances	-	1,700	11,700

Net Cash Provided by Financing Activities	6,000	1,700	17,700

Net Increase (Decrease) in Cash	(1,431)	(2,827)	193

Cash at Beginning of Period	1,624	5,227	-

Cash at End of Period	$193	$2,400	$193

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2008:

None

For the nine months ended September 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

R NEW VENTURES, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $5,807 as of September 30, 2008, has incurred losses since inception, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Stockholder Loans – In January and April 2008, a stockholder of the Company loaned $1,000 and $5,000, respectively, to the Company.  The loans are non-interest bearing and due on demand.  The Company is imputing interest at 8% on the loans, which is accounted for as a capital contribution. Interest expense for the nine months ended September 30, 2008 and 2007, respectively, is $226 and $0.  At September 30, 2008, the Company owed the stockholder $6,000.

NOTE 4 - INCOME TAXES

The Company has available at September 30, 2008, net operating loss carryforwards of approximately $17,100 which may be applied against future taxable income and which expire in 2026, 2027 and 2028.  The net deferred tax assets are approximately $2,570 and $1,510 as of September 30, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the nine-month period ended September 30, 2008 is approximately $1,060.

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

A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings.

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

Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors.

Continuing Operating Expenses for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

We currently do not have any business operations and have no revenues since inception. Net loss for the nine months ended September 30, 2008 and 2007 was $7,657 and $4,527, respectively. These expenses primarily consisted of professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At September 30, 2008, we had cash of $193 and a negative working capital position of $5,807.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, the Company is not required to provide the information required by this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None for the nine-month period ended September 30, 2008.

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

R NEW VENTURES, INC.

Dated: October 28, 2008	By:	/s/ Joseph Nemelka
Name: Joseph Nemelka
Title: President and Treasurer (Principal Executive Officer and Principal Financial Officer)